Form 10-Q
period 1997-06-30
COVENANT BANCORP INC
filed 1997-08-14
CIK 1035468

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1997

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                            Commission File #0-22699

                             COVENANT BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                22-2890624
         ----------                                ----------
 (State or other jurisdiction of          (IRS Employer Identification
  incorporation or organization)                     Number)


              18 Kings Highway West, Haddonfield, New Jersey 08033
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (609) 428-7300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (Note: Registrant is successor to Covenant Bank, whose shares were previously registered with the Federal Deposit Insurance Corporation).

                      Yes  __X__              No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

         Common Stock                                                   3,057,193
         ------------                                                   ---------
        (Title of Class)                                   (No. of Shares Outstanding as of 8/11/97)

Series A Non-Cumulative Convertible Preferred Stock                       138,300
---------------------------------------------------                       -------
          (Title of Class)                                 (No. of Shares Outstanding as of 8/11/97)

Series B Non-Cumulative Convertible Preferred Stock                       161,700
---------------------------------------------------                       -------
          (Title of Class)                                 (No. of Shares Outstanding as of 8/11/97)


                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



FINANCIAL INFORMATION                                                      Page
---------------------                                                      ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)                              3
         June 30, 1997 and December 31, 1996

         Consolidated  Statements of Income  (Unaudited)                    4-5
         Three months ended June 30, 1997 and June 30, 1996 and six months ended June 30, 1997 and June 30, 1996

         Consolidated  Statements of Cash Flows (Unaudited)                   6
         Six months ended June 30, 1997 and June 30, 1996

         Notes to Consolidated Financial Statements (Unaudited)             7-9

Item 2.  Management's Discussion and Analysis of Financial                10-23
         Condition and Results of Operations

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 6.  Exhibits and Reports on Form 8-K                                    23

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (unaudited)


(in thousands)                                            June 30, 1997      December 31, 1996
--------------                                            -------------      -----------------

Assets:
Cash and due from banks                                       $  23,989          $  12,446
Federal funds sold                                                8,500              3,100
                                                              ---------          ---------
    Cash and cash equivalents                                    32,489             15,546
                                                              ---------          ---------
Investments available for sale (cost
  1997-$132,572; 1996-$133,061)                                 131,706            132,578
Investment securities (fair value
  1997-$11,425; 1996-$11,743)                                    11,353             11,687
Loans held for sale                                                --                 --
Loans receivable                                                262,848            241,201
  Less allowance for loan losses                                  2,817              3,016
                                                              ---------          ---------
    Loans receivable, net                                       260,031            238,185
                                                              ---------          ---------
Premises and equipment, net                                       9,495              9,135
Real estate owned                                                   747                695
Accrued interest receivable                                       4,036              3,913
Other assets                                                      4,114              2,895
                                                              ---------          ---------
    Total Assets                                              $ 453,971          $ 414,634
                                                              =========          =========

Liabilities:
Non-interest bearing deposits                                    57,137             41,868
Interest bearing deposits                                        96,480             96,169
Time deposits                                                   148,166            139,428
                                                              ---------          ---------
    Total deposits                                              301,783            277,465
                                                              ---------          ---------
Advances from The Federal Home Loan Bank                         21,000             20,500
Securities sold under agreements to repurchase                   96,242             84,037
Other liabilities                                                 4,134              3,381
                                                              ---------          ---------
    Total Liabilities                                           423,159            385,383
                                                              ---------          ---------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock authorized 300,000 shares;
  Series "A", $25 par value:
    issued and outstanding 138,300 and
    138,300 shares, respectively                                  3,457              3,457

   Series "B", $25 par value:
    issued and outstanding 161,700 and
    161,700 shares, respectively                                  4,043              4,043

Common stock, $5 par value:
    authorized 5,000,000 shares;
    issued and outstanding 2,936,480 and
    2,906,262 shares, respectively                               14,682             14,531

Additional paid-in capital                                       10,702             10,614

Net unrealized holding (loss) on
    investments available for sale                                 (572)              (305)

Accumulated deficit                                              (1,500)            (3,089)
                                                              ---------          ---------
    Total Stockholders' Equity                                   30,812             29,251
                                                              ---------          ---------
    Total Liabilities and Stockholders' Equity                $ 453,971          $ 414,634
                                                              =========          =========

See accompanying notes to financial statements.

                     COVENANT BANCORP, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



(In thousands except per share data)                                    Three Months Ended June 30,
------------------------------------                                    ---------------------------
                                                                            1997         1996
                                                                            ----         ----
Interest Income
 Interest and fees on loans                                                 $5,602      $5,005
 Interest on investment securities                                           2,336       2,256
 Other interest income                                                          16         106
                                                                            ------      ------
    Total interest income                                                    7,954       7,367

Interest Expense
 Interest on deposits                                                        2,612       2,360
 Interest on borrowings                                                      1,507       1,296
                                                                            ------      ------
    Total interest expense                                                   4,119       3,656
                                                                            ------      ------
Net interest income                                                          3,835       3,711
Provision for loan losses                                                        5          23
                                                                            ------      ------
Net interest income after provision for loan losses                          3,830       3,688
                                                                            ------      ------

Other Income
 Service charges on deposit accounts                                           172         165
 Loan servicing income                                                          48          64
 Other operating income                                                         51          38
 Gain on sale of assets                                                         11        --
                                                                            ------      ------
    Total other income                                                         282         267
                                                                            ------      ------

Other Expenses
 Salaries and employee benefits                                              1,600       1,584
 Net occupancy                                                                 457         395
 Data processing and other service costs                                       162         187
 Professional services                                                          76         137
 Advertising and promotion                                                      45          58
 Federal insurance premiums                                                     19          61
 Other operating expenses                                                      370         347
                                                                            ------      ------
    Total other expenses                                                     2,729       2,769
                                                                            ------      ------

Income before income taxes                                                   1,383       1,186
Income taxes                                                                   473         432
                                                                            ------      ------
Net income                                                                     910         754
Less: preferred stock dividends                                                113         113
                                                                            ------      ------
Net income applicable to common shareholders                                $  797      $  641
                                                                            ======      ======


Income per common share and common stock equivalents                        $ 0.21      $ 0.18
                                                                            ======      ======

Weighted average common stock and common stock equivalents outstanding       4,314       4,238



See accompanying notes to  financial statements

                     COVENANT BANCORP, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



(In thousands except per share data)                                       Six Months Ended June 30,
------------------------------------                                       -------------------------

                                                                             1997          1996
                                                                             ----          ----
Interest Income
 Interest and fees on loans                                                 $10,899      $ 9,850
 Interest on investment securities                                            4,663        4,220
 Other interest income                                                           47          197
                                                                            -------      -------
    Total interest income                                                    15,609       14,267

Interest Expense
 Interest on deposits                                                         5,166        4,708
 Interest on borrowings                                                       2,922        2,250
                                                                            -------      -------
    Total interest expense                                                    8,088        6,958
                                                                            -------      -------
Net interest income                                                           7,521        7,309
Provision for loan losses                                                        30           41
                                                                            -------      -------
Net interest income after provision for loan losses                           7,491        7,268
                                                                            -------      -------

Other Income
 Service charges on deposit accounts                                            311          290
 Loan servicing income                                                           91          124
 Other operating income                                                          90           84
 Gain on sale of assets                                                          11         --
                                                                            -------      -------
    Total other income                                                          503          498
                                                                            -------      -------

Other Expenses
 Salaries and employee benefits                                               3,075        3,157
 Net occupancy                                                                  918          788
 Data processing and other service costs                                        264          374
 Professional services                                                          155          271
 Advertising and promotion                                                       75           93
 Federal insurance premiums                                                      39          120
 Other operating expenses                                                       711          706
                                                                            -------      -------
    Total other expenses                                                      5,237        5,509
                                                                            -------      -------

Income before income taxes                                                    2,757        2,257
Income taxes                                                                    943          822
                                                                            -------      -------
Net income                                                                    1,814        1,435
Less: preferred stock dividends                                                 225          225
                                                                            -------      -------
Net income applicable to common shareholders                                $ 1,589      $ 1,210
                                                                            =======      =======


Income per common share and common stock equivalents                        $  0.42      $  0.34
                                                                            =======      =======

Weighted average common stock and common stock equivalents outstanding        4,283        4,239



See accompanying notes to  financial statements

                     Covenant Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows



(in thousands)                                                            Six Months ended June 30,
--------------                                                            -------------------------
                                                                            1997           1996
                                                                            ----           ----
Cash flows from operating activities:
          Net income                                                      $  1,814       $  1,435
          Adjustments to reconcile net income to net
            cash (used) provided by operating activities:
          Provision for loan losses                                             30             41
          Depreciation and amortization                                        317            346
          Amortization of premiums and discounts, net                           36            156
          Loans originated for sale                                           --             (951)
          Proceeds from sales of loans held for sale                          --            1,887
          Decrease in unearned discounts and loan fees, net                   (247)          (106)
          Increase in accrued interest receivable
            and other assets                                                (1,342)        (2,359)
          Increase in other liabilities                                        753            991
                                                                          --------       --------
              Net cash provided by operating activities                      1,361          1,440
Cash flows from investing activities:
          Purchases of investments held to maturity                           --           (1,312)
          Purchases of investments available for sale                       (6,970)       (52,674)
          Proceeds from maturities of investments available for sale         7,500           --
          Proceeds from maturities of investments held to maturity            --           25,860
          Principal collected on mortgage backed securities                    309            498
          Net increase in loans                                            (21,958)       (23,688)
          Proceeds from sales of real estate owned                             341            357
          Purchases of premises and equipment                                 (677)          (629)
                                                                          --------       --------
              Net cash used in investing activities                        (21,455)       (51,588)
Cash flows from financing activities:
          Net increase in deposits                                          24,318         13,018
          Net increase in securities sold
            under agreements to repurchase                                  12,205         44,473
          Net increase (decrease) in advances from the
            Federal Home Loan Bank                                             500         (3,000)
          Preferred stock dividends paid                                      (225)          (225)
          Common stock issuance and other                                      239             41
                                                                          --------       --------
            Net cash provided by financing activities                       37,037         54,307

          Net increase in cash and cash equivalents                         16,943          4,159
Cash and cash equivalents at the beginning of the year                      15,546         22,777
                                                                          --------       --------
Cash and cash equivalents at the end of the period                        $ 32,489       $ 26,936
                                                                          ========       ========

Supplemental disclosures of cash flow information:
            Cash paid during the period for interest                      $  8,107       $  6,525
            Cash paid during the period for income taxes                       881            568
          Noncash investing and financing activities:
            Net transfers to real estate owned from loans receivable           393            559
            Net change in gross unrealized (loss) on
              investments available for sale                              ($   383)      ($ 1,082)



See accompanying notes to financial statements

                     COVENANT BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.       Consolidated Financial Statements

The financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

On June 13, 1997, Covenant Bancorp, Inc. (the "Company") was formed and registered with the SEC. Also on that date, Covenant Bank (the "Bank") was acquired by the Company. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report (Amendment No. 2 to Form F-2 dated April 28, 1997, filed with the Federal Deposit Insurance Corporation) for the period ended December 31, 1996. The annual report is also included in the Registrant's Registration Statement on Form S-4 dated April 28, 1997. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Covenant Bancorp, Inc. and all of its subsidiaries, including Covenant Bank. All material intercompany transactions have been eliminated.


B.       Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

C.       SFAS No. 128 - Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.

                     COVENANT BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

Had the Company adopted this Statement as of June 30, 1997, the pro forma earnings per share would have been:



                                                For the  three  months
                                                 ended June 30, 1997
                                                 -------------------
                                                                    Weighted               Pro forma
                                             Income              average shares           earnings per
                                           (Numerator)           (Denominator)               share
                                           -----------           -------------               -----
Basic EPS
  Net income available to
  common shareholders                         $797                   3,054                   $0.26

Effect of dilutive securities
  Convertible preferred stock                 $113                   1,059
  Stock options                                 --                     201
                                             -----                  ------

Dilutive EPS
   Income available to
   common shareholders
   plus assumed conversions                   $910                   4,314                   $0.21



                                           For the six months ended June 30, 1997
                                           --------------------------------------
                                                                    Weighted               Pro forma
                                             Income              average shares           earnings per
                                           (Numerator)           (Denominator)               share
                                           -----------           -------------               -----
Basic EPS
  Net income available to
  common shareholders                        $1,589                  3,044                   $0.52

Effect of dilutive securities
  Convertible preferred stock                  $225                  1,059
  Stock options                                  --                    180
                                             ------                 ------

Dilutive EPS
   Income available to
   common shareholders
   plus assumed conversions                  $1,814                  4,283                   $0.42




                     COVENANT BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

D.       Issuance of Common Stock

On July 14, 1997, the Company issued a 4% stock dividend on its common stock to shareholders of record on June 24, 1997, resulting in the issuance of 117,110 additional shares of common stock and cash paid in lieu of fractional shares of $5,957. All share and per share data has been adjusted to reflect the retroactive recognition of all stock dividends declared.

E.       Subsequent Event

On August 5, 1997, the Company and First Union Corporation (First Union) executed a definitive merger agreement in which First Union would acquire the Company. The Company's shareholders will receive .3813 shares of First Union common stock for each share of the Company's common stock. Each share of the two issues of the Company's convertible preferred stock will be exchanged for a number of shares of First Union common stock equal to the respective conversion ratios of the preferred stock times the merger exchange ratio of .3813. The acquisition, which will be accounted for under the purchase method of accounting, is subject to various conditions including the approval of the Company's shareholders and regulatory approvals. It is anticipated that the transaction will close during the first quarter of 1998.

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Covenant Bancorp, Inc. and its subsidiaries, ("the Company"), recorded net income of $1.8 million for the six months ended June 30, 1997, as compared to $1.4 million for the six months ended June 30, 1996. The 26% increase in net income between the two periods is the result of an increase in net interest income coupled with meaningful expense reduction and control. Net interest income was positively impacted by a 12% increase in average interest-earning assets for the six month period ended June 30, 1997, compared to the six months ended June 30, 1996. Return on average assets was 0.85% and return on average common equity was 14.29% for the six month period ended June 30, 1997, compared to 0.76% and 10.79%, respectively, for the six month period ended June 30, 1996. All prior period amounts have been restated to reflect the September 1996 acquisition of 1st Southern State Bank ("1st Southern").

For the three months ended June 30, 1997, the Company reported net income of $910,000, representing an increase of 21% in earnings compared to net income of $754,000 for the second quarter of 1996. Net interest income increased 3% for the second quarter of 1997 when compared to the second quarter of 1996 due to the above-mentioned increase in average interest-earning assets. Return on average assets and return on average common equity for the three months ended June 30, 1997 were 0.84% and 14.40%, respectively, compared to 0.76% and 11.66%, respectively, for the same period in 1996.

Total assets amounted to $454.0 million at June 30, 1997, compared to $414.6 million at December 31, 1996, representing an increase of $39.4 million or 10% since year-end 1996. Net loans totaled $260.0 million, representing a 9% increase, over the year-end 1996 balance. Total deposits increased $24.3 million to reach $301.8 million at June 30, 1997, from the December 31, 1996 balance of $277.5 million. Stockholders' equity was $30.8 million at June 30, 1997. The Company's capital position meets the definition of a well-capitalized institution, which is evident by its leverage ratio, which stood at 7.30% and its Tier 1 and Total Capital ratios, which equaled 11.74% and 12.79%, respectively.

On August 5, 1997, the Company and First Union Corporation (First Union) executed a definitive merger agreement in which First Union would acquire the Company. The Company's shareholders will receive .3813 shares of First Union common stock for each share of the Company's common stock. Each share of the two issues of the Company's convertible preferred stock will be exchanged for a number of shares of First Union common stock equal to the respective conversion ratios of the preferred stock times the merger exchange ratio of .3813. The acquisition, which will be accounted for under the purchase method of accounting, is subject to various conditions including the approval of the Company's shareholders and regulatory approvals. It is anticipated that the transaction will close during the first quarter of 1998.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest earned on loans and investments and interest incurred on deposits and other borrowed funds. Net interest income is affected by changes in both interest rates and the amounts of interest-earning assets and interest-bearing liabilities outstanding.

Net interest income for the six months ended June 30, 1997 increased $212,000 or 3% to $7.5 million, compared to $7.3 million for the same period in 1996 primarily due to an increase in average loans of $35.2 million and a $7.8 million or 6% increase in average investments (see page 12 for an average balance sheet and average rate comparisons). The increase in average loans is concentrated in the commercial and commercial mortgage portfolios of $21.9 million or 16% and a $8.6 million increase in 1-4 family mortgage loans. The increase in net interest income associated with growth in the loan portfolio has been largely offset by a compression in the net interest margin to 3.79% for the six months ended June 30, 1997 from 4.14% for the same period in 1996. The decrease in the net interest margin is due to the following factors: 1) a decline in the yield on the total loan portfolio to 8.71% for the six month period ended June 30, 1997 from 9.18% for the same period in 1997; caused by overall market conditions and 2) the increase in the Company's loan portfolio funded by higher-priced securities sold under agreements to repurchase and certificates of deposit rather than the Company's core deposit base, causing the Company's cost of funds to increase from 4.51% for the six months ended June 30, 1996 to 4.67% for the same period of 1997. Delays in the opening of the Company's three new personal financial centers resulted in the need for these types of short-term higher-costing funding sources.

Net interest income for the three months ended June 30, 1997 increased $124,000 or 3% to $3.8 million, compared to $3.7 million for the same period in 1996. As discussed in the six month results, the improvement is directly related to the increase in average interest-earning assets during the second quarter of 1997, as compared to the same period in 1996, partially offset by a narrowing in the net interest margin.

Other Income

Other income for the first six months of 1997 totaled $503,000, compared to $498,000 for the same period of 1996. Service charges on deposit accounts increased $21,000 or 7% to $311,000 for the six months ended June 30, 1997 when compared to the same period in 1996, due to an increase in core deposit accounts over the past twelve months. Loan servicing income decreased $33,000 to $91,000 for the six months ended June 30, 1997

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED AVERAGE BALANCE SHEET

                                   (unaudited)


(in thousands)
                                              Six Months Ended June 30, 1997           Six Months Ended June 30, 1996
                                             --------------------------------         ---------------------------------
                                               Average                 Average         Average                   Average
                                               Balance    Interest      Rate           Balance    Interest        Rate
                                               -------    --------      ----           -------    --------        ----

Assets
Loans:(1)
     Commercial                               $ 57,634    $ 2,575        8.98%        $ 55,754     $ 2,626         9.50%
     Commercial mortgage                       105,211      4,685        8.96           85,224       4,042         9.56
     Mortgage                                   53,630      2,155        8.00           45,070       1,842         8.18
     Consumer                                   35,193      1,484        8.50           30,395       1,340         8.89
                                              --------    -------      ------         --------     -------      -------
         Total loans                           251,668     10,899        8.71          216,443       9,850         9.18

Investments:
      Federal funds sold                         1,508         47        5.28            7,386         197         5.38
       Investment securities                   146,300      4,663        6.37          132,609       4,220         6.33
                                              --------    -------      ------         --------     -------      -------
          Total investments                    147,808      4,710        6.37          139,995       4,417         6.27
                                              --------    -------      ------         --------     -------      -------
           Total interest-earning assets       399,476    $15,609        7.84%         356,438     $14,267         8.07%
                                              --------    -------      ------         --------     -------      -------
Allowance for loan losses                       (2,994)                                 (3,101)
Cash and due from banks                         10,764                                   9,534
Fixed assets (net)                               9,368                                   7,861
REO                                                679                                   1,372
Other assets                                     7,268                                   5,654
                                              --------                               ---------
      Total Assets                            $424,561                               $ 377,758
                                              ========                               =========

Liabilities and Stockholders' Equity

Deposits:
      Interest-bearing demand                 $ 34,154    $   394        2.33%       $  25,527     $   254         2.01%
      Statement savings                         38,940        467        2.42           44,494         539         2.44
      Money market                              20,895        330        3.18           20,808         295         2.86
      Certificates of deposit                  148,620      3,975        5.39          136,322       3,620         5.35
                                              --------    -------      ------         --------     -------      -------
         Total interest-bearing deposits       242,609      5,166        4.29          227,151       4,708         4.18

FHLB advances and securities sold
  under agreements to repurchase               106,691      2,922        5.52           83,939       2,250         5.41
                                              --------    -------      ------         --------     -------      -------
      Total interest  bearing liabilities      349,300      8,088        4.67          311,090       6,958         4.51
                                                          -------      ------                      -------      -------
Non-interest bearing deposits                   42,204                                  34,181
Other liabilities                                3,488                                   2,792
Stockholders' equity                            29,569                                  29,695
                                              --------                                --------
      Total Liabilities and
             Stockholders' Equity             $424,561                                $377,758
                                              ========                                ========

Net Interest Income/Spread                                 $7,521       3.17%                     $  7,309        3.56%
                                                         ========      =====                      ========      ======

Net Interest Margin (2)                                                 3.79%                                     4.14%
                                                                       =====                                    ======

----------

(1) Includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on Covenant's loans.

(2)  Net interest income as a percentage of average interest-earning assets.

when compared to the same period of 1996 and is attributable to volume decreases in investor servicing fees, late fees, and credit card fees. Other operating income increased $6,000 for the first half of 1997, compared to the same period in 1996, due to an increase in MAC surcharge income and volume increases in safe deposit box fees offset by the discontinuance of a fee-based residential loan origination program. The one-time gain of $11,000 on sale of assets during the second quarter of 1997 was due to a subdivision and subsequent sale of a small parcel of land and building that had been previously purchased with the Company's North Wildwood personal financial center.

Other income for the three month period ended June 30, 1997 totaled $282,000, compared to $267,000 for the same period of 1996, representing a $15,000 or 6% increase. The increase in service charges on deposit accounts of $7,000 was associated with the above-mentioned increase in core deposit accounts. Loan servicing income decreased $16,000 to $48,000 for the second quarter of 1997 when compared to the same period of 1996 and is also attributable to volume decreases in investor servicing fees, late fees and credit card fees. Other operating income increased $13,000 for the second quarter of 1997, primarily related to an increase in MAC surcharge income and volume increases in safe deposit box fees.

Other Expenses

Other expenses for the six months ended June 30, 1997 equaled $5.2 million, compared to $5.5 million for the same period of 1996. This represents a decrease of $272,000 or 5% between the two periods. The ratio of total other expenses to average assets for the six months ended June 30, 1997 improved to 2.47% from 2.91% for the same period of 1996. Cost containment and operating efficiency are continuing priorities of management. The Company's operating efficiency ratio (non-interest expenses, less other real estate expenses, divided by net interest income plus non-interest income excluding non-recurring gains) improved to 65% for the first half of 1997, compared to 70% for the same period of 1996.

Salaries and employee benefits equaled $3.1 million for the first six months of 1997, compared to $3.2 million for the same period in 1996. The salaries and benefits category is the largest component of other expenses, encompassing 59% of total other expenses as of June 30, 1997. The decrease in salaries and employee benefits expense is attributable to reductions in staff in connection with the 1st Southern acquisition completed in September 1996, partially offset by staffing increases associated with the new personal financial centers opened since March of 1996.

Net occupancy increased $130,000 to $918,000 for the six months ended June 30, 1997 due to additional personal financial centers opened in Hammonton (3/96), the relocated Linwood center (10/96), Mount Laurel (12/96) and Cherry Hill (3/97), and the establishment of an operations center in Voorhees, NJ during the second quarter of 1996. Data processing and other service costs declined $110,000 to $264,000 for the six months ended June 30, 1997, compared to $374,000 for the same period of 1996. The Company's acquisition of 1st Southern and the operating efficiencies gained due to the system conversion in September 1996 are primarily attributable for the reduction in costs.

Professional services expenses decreased $116,000 to $155,000 for the first six months of 1997, compared to $271,000 for the same period of 1996. The reduction is related to decreases of $48,000 in legal expenses related to the decrease in problem credits; a $25,000 decrease in consulting expenses due to the discontinuance of certain advertising and promotion programs and a $43,000 decrease in examinations expense due to the acquisition of 1st Southern. Federal insurance premiums declined $81,000 to $39,000 for the first half of 1997 due to a reduction in the Bank Insurance Fund premiums. Other operating expenses increased $5,000 to $711,000 for the six months ended June 30, 1997, compared to the same period of 1996.

Other expenses for the three months ended June 30, 1997 equaled $2.7 million, compared to $2.8 million, representing a decrease of $40,000 or 1% over the second quarter of 1996. Salaries and employee benefits increased $16,000 to $1.6 million for the second quarter of 1997 when compared to the same period in 1996. The increase in salaries and employee benefits expense is directly associated with the new staffing positions created for the new personal financial centers noted above. Net occupancy increased $62,000 to $457,000 for the three months ended June 30, 1997, compared to the same period of 1996 due to the above-mentioned new personal financial centers.

Data processing and service costs decreased $25,000 for the three months ended June 30, 1997, compared to the same period in 1996. The Company's acquisition of 1st Southern and operating efficiencies gained due to the system conversion in September 1996 are primarily attributable to the reduction in costs offset by new accounts added over the last twelve months.

Professional services expenses decreased $61,000 for the second quarter of 1997 to $76,000, compared to the same period in 1996. The reduction is related to a decrease of $27,000 in legal expenses; a $6,000 decrease in consulting expenses due to the discontinuance of certain advertising and promotion programs and a $20,000 decrease in examination expense due to the acquisition of 1st Southern. Federal insurance premiums declined $42,000 to $19,000 for the three months ended June 30, 1997 as compared to the same period in 1996 due to a reduction in the Bank Insurance Fund premium. Other operating expenses increased $23,000 to $370,000 for the three months ended June 30, 1997, compared to the same period in 1996 due to increases in postage, insurance and telephone expenses related to the new branch facilities opened.

FINANCIAL CONDITION

Loan Portfolio

The lending function is the Company's principal business activity and it continues its policy to serve as a reliable source of credit to a diverse customer base. The Company lends primarily to commercial borrowers in the southern New Jersey marketplace. The loan portfolio is diversified, with 65% of the portfolio comprised of commercial and commercial mortgage loans and 35% comprised of residential mortgage loans and consumer loans at June 30, 1997.

At June 30, 1997, the Company's net loan portfolio totaled $260.0 million, compared to $238.2 million as of December 31, 1996. The $21.8 million or 9% (18% annualized) in growth in net loans has been concentrated within the commercial, commercial mortgage and residential mortgage loan portfolios. The majority of the Company's loan portfolio is primarily categorized as secured by commercial and 1-4 family residential real estate properties (including home equity loans). It is the Company's continuing policy to emphasize well-collaterized and properly-structured loans and to promote long-term quality relationships with financially strong borrowers.

Non-Performing Assets

Non-performing assets include those loans that are not accruing interest (non-accruing loans), loans that have been restructured and real estate owned.

Generally, loans that are contractually past-due are placed on non-accrual status when interest on principal becomes 90 days past-due, unless, in the Company's assessment, the value of collateral securing the loan adequately ensures the likelihood of the ultimate collection of all unpaid principal and interest and the loan is in the process of collection.

The following table sets forth information regarding non-performing assets and contractually past-due loans of June 30, 1997 and 1996 and December 31, 1996:

                                          June 30,     June 30,     Dec. 31,
                                            1997         1996         1996
                                            ----         ----         ----
Non-performing assets:
Non-accruing loans:
  Commercial                               $  993       $2,500       $1,734
  Mortgage                                  1,111        1,180          931
  Consumer                                    112          232          201
                                           ------       ------       ------
Total non-performing loans                 $2,216       $3,912       $2,866
Real estate owned                             747        1,222          695
                                           ------       ------       ------
Total non-performing assets                $2,963       $5,134       $3,561
                                           ======       ======       ======
Accruing loans 90 days past-due            $1,324       $2,236       $1,753
                                           ======       ======       ======
Non-performing loans as a
  percentage of loans                        0.84%        1.71%        1.19%
                                           ======       ======       ======
Non-performing asset as a percentage
 of loans and real estate owned              1.12%        2.23%        1.47%
                                           ======       ======       ======
Non-performing assets as a percentage
  of total assets                            0.65%        1.28%        0.86%
                                           ======       ======       ======

Non-performing assets totaled $3.0 million or 1.12% of total loans and real estate owned at June 30, 1997, showing marked improvement when compared to $3.6 million or 1.47% of total loans and real estate owned at December 31, 1996 and $5.1 million or 2.23% of total loans and real estate owned at June 30, 1996. Non-performing loans at June 30, 1997 decreased $650,000 from the December 31, 1996 balance of $2.9 million due to a $741,000 reduction in commercial non-performing loans and a reduction in consumer non-performing loans of $89,000 offset by an increase in mortgage non-performing loans of $180,000. The balance of non-performing loans at June 30, 1996 was $3.9 million or 1.71% of total loans.

Real estate owned (net of reserves) was $747,000 at June 30, 1997, compared to $695,000 at December 31, 1996 and $1.2 million at June 30, 1996. During the first six months of 1997, additions to real estate owned of $393,000
(representing three foreclosed properties) were offset by the sale of five properties for $341,000, which resulted in the $52,000 increase in real estate owned.

The balance of accruing loans 90 days past-due was $1.3 million at June 30, 1997, $1.8 million at December 31, 1996 and $2.2 million at June 30, 1996. The $429,000 decrease in accruing loans 90 days past-due during the six months ended June 30, 1997 is related to a decrease of $366,000 in various residential mortgage loans and a decrease in various home equity consumer loans of $107,000 offset by an increase in well-collateralized commercial loans of $44,000.

At June 30, 1997 and December 31, 1996, the Company had impaired loans totaling approximately $993,000 and $1,734,000, respectively. The allowance for loan losses on impaired loans has a valuation allowance of $101,000, and $199,000 at June 30, 1997 and December 31, 1996, respectively. The average balance of impaired loans totaled $1,532,000 and $1,684,000 for June 30, 1997 and December 31, 1996, respectively. Interest income not accrued for impaired loans for the six months ended June 30, 1997 and for the twelve months ended December 31, 1996 was approximately $75,000 and $164,000, respectively.

Provision and Allowance for Loan Losses

The provision and allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be adequate to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan review and related classifications, the borrower's perceived financial and managerial strengths, the estimated adequacy of underlying collateral and other relevant factors. Consideration is also given to examinations performed by regulatory authorities.

The following table sets forth information regarding the Company's allowance for loan losses for the six month periods ended June 30, 1997 and 1996, and for the year ended December 31, 1996.

Changes in Allowance for Loan Losses


                                                                   Six Months Ended              Year Ended
                                                                   ----------------              ----------

                                                              6/30/97            6/30/96           12/31/96
                                                              -------            -------           --------

Balance at beginning of period                                 $3,016             $3,195             $3,195

Provision charge to operating expenses                             30                 41                636

Charge-offs:
      Commercial                                                 (171)               (49)              (449)
       Mortgage                                                   (29)              (119)              (417)
       Consumer                                                   (57)              (101)              (124)
                                                               ------             ------             ------
Total Charge-offs                                                (257)              (269)              (990)
Recoveries:
        Commercial                                                 24                 85                124
         Mortgage                                                   3                  4                 --
         Consumer                                                   1                 25                 51
                                                               ------             ------             ------
Total recoveries                                                   28                114                175
                                                               ------             ------             ------
Net charge-offs                                                  (229)              (155)              (815)
                                                               ------             ------             ------
Balance at end of period                                       $2,817             $3,081             $3,016
                                                               ======             ======             ======

Net charge-offs as a percentage of
average loans                                                   0.18%              0.14%              0.36%
Allowance as a percentage of
  period-end loans                                              1.07%              1.34%              1.25%
Allowance as a percentage of
  non-performing loans                                        127.12%             78.76%            105.20%
Allowance as a percentage of
  non-performing assets                                        95.07%             60.01%             84.70%



Management is consistently informed of changes in economic indicators which may have impact, either positive or adverse, on asset quality, the allowance for loan losses, potential charge-offs and delinquencies.

The provision for loan losses charged against earnings was $30,000 in the first six months of 1997, compared to $41,000 for the first six months of 1996.

Management believes that the allowance for loan losses at June 30, 1997 is adequate to absorb known and inherent losses in the portfolio.

Investment Securities

Investment securities were $143.1 million at June 30, 1997, compared to $144.3 million at December 31, 1996. The decrease in investment securities was the result of purchases of $7.0 million of US Treasury Notes with maturities beyond one year and classified as "Available for Sale," offset by maturities and paydowns of $7.8 million and a decline of $400,000 in the gross unrealized holding loss on investments available for sale.

At June 30, 1997, the fair value of investments available for sale was $131.7 million, and unrealized holding losses were $866,000. At December 31, 1996, the fair value of investments available for sale was $132.6 million and unrealized holding losses were $483,000. At June 30, 1997, securities held to maturity totaled $11.4 million compared to $11.7 million at December 31, 1996. The fair values of these investments were $11.4 million at June 30, 1997 and $11.7 million at December 31, 1996.

The Company's investment portfolio is comprised of US Government securities, federal agency mortgage-backed securities and Federal Home Loan Bank ("FHLB") stock. The portfolio generates substantial interest income, serves as a source of liquidity and is used as a tool in managing interest rate sensitivity. Portions of the portfolio are also used to secure public deposits and serve as collateral for repurchase transactions. The investment portfolio also plays a significant role in the asset/liability management process. Among other things, the investment portfolio is utilized to balance the interest sensitivity of the prime-based portion of the loan portfolio.

Deposits

The Company's predominant source of funds is depository accounts comprised of demand deposits, savings and money market accounts, time deposits and individual retirement accounts (IRA's). Deposits are provided by individuals and businesses located within the southern New Jersey marketplace. The Company gathers deposits from local municipalities within the guidelines of the Government Unit Deposit Protection Act (GUDPA). The Bank has no brokered deposits.

The Company opened new personal financial centers in Linwood (relocation in October 1996), Mount Laurel (December 1996) and Cherry Hill (March 1997). Total deposits at June 30, 1997 equaled $301.8 million, compared to $277.5 million at December 31, 1996, representing a $24.3 million or 9% increase between December 31, 1996 and June 30, 1997.

Borrowings

Sources of funds for the Company other than deposits include FHLB advances and securities sold under agreements to repurchase. FHLB advances were $21.0 million at June 30, 1997 and $20.5 million at December 31, 1996. Securities sold under agreements to repurchase totaled $96.2 million at June 30, 1997, compared to $84.0 million at December 31, 1996. The increase in securities sold under agreements to repurchase was related to the increase in loans during the first six months of 1997.

Asset and Liability Management

The Company monitors its sensitivity to interest rate changes and its liquidity and capital position through its asset and liability management process. The Company's objectives include (i) controlling interest rate exposures, (ii) ensuring adequate liquidity, (iii) maintaining a strong capital position and
(iv) maximizing net interest income opportunities. The Company manages these objectives centrally through the Asset Liability Management Committee (ALCO).

Interest Rate Sensitivity

The Company seeks to manage its sensitivity position to maximize earnings and minimize the risk associated with interest rate movements through the use of a "gap analysis" on a monthly basis. The gap analysis assesses the interest rate risk that arises from differences in the volumes of assets and liabilities that mature or reprice within a given period. A "positive" gap position results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities, signifying that the net interest margin will be positively affected by rising rates and negatively affected by falling rates; a "negative" gap position results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets, indicating that the net interest margin will be negatively affected by rising rates and positively affected by falling rates. However, the Company's gap position does not necessarily predict the impact of changes in general levels of interest rates or net interest income due to assumptions made as to repricing and maturities of certain products.

Decisions are also based on "dynamic shock analysis," a process that entails the application of different prime rate increase or decrease scenarios to the current maturity/repricing structure. This analysis measures the impact on net interest income of each of the scenarios applied relative to the Company's interest rate risk management policy guidelines, and seeks to identify appropriate measures to maintain the interest sensitivity of net interest income within such policy guidelines. At June 30, 1997, the Company's "dynamic shock analysis" indicates an acceptable level of interest rate risk and is within policy guidelines.

In the event that the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its Available for Sale portfolio or the extension of the maturities of its short-term borrowings, or the use of other risk management strategies as determined by the Company's ALCO Committee.

The following table illustrates the gap position of the Company as of June 30, 1997.


                                                                                                  Non-Interest
                                                                                       Beyond      Sensitive
Rate sensitive assets:           1-90         91-180       181-365      One - Five      Five        Assets/
Interest earning assets          Days          Days          Days            Years     Years      Liabilities     Total
                                 ----          ----          ----            -----     -----      -----------     -----

    Loans                         $96,515        $6,859       $12,616      $82,980       $61,061           --     $260,031
    Investment securities          21,015         8,050        26,174       57,890        38,430           --      151,559
    Other short-term
      investments                      --            --            --           --            --           --           --
                               ----------    ----------     ---------     --------       -------     --------     --------
      Total interest
       earning assets             117,530        14,909        38,790      140,870        99,491           --      412,368

Non-interest earning assets                                                                           $42,381       42,381
                               ----------    ----------     ---------     --------       -------     --------     --------
     Total assets                $117,530       $14,909       $38,790     $140,870       $99,491      $42,381     $453,971
                               ==========    ==========     =========     ========       =======     ========     ========


Rate sensitive liabilities:
    Interest bearing demand       $26,649            --            --       $4,442        $4,441           --      $35,532
    Statement Savings              29,367            --            --        4,895        $4,894           --       39,156
    Money Market                   16,344            --            --        2,724        $2,724           --       21,792
    Certificate of Deposit         56,797        27,672        32,751       30,946            --           --      148,166
    FHLB advances and
      securities sold under
      agreements to repurchase    109,242            --         3,000        5,000            --           --      117,242
                               ----------    ----------     ---------     --------       -------     --------     --------

   Total interest bearing
     liabilities                 $238,399       $27,672       $35,751       48,007       $12,059           --     $361,888

Non-interest bearing
   liabilities                         --            --            --           --            --      $61,271      $61,271
Stockholders' equity                   --            --            --           --            --       30,812       30,812
                               ----------    ----------     ---------     --------       -------     --------     --------
   Total liabilities and
     stockholders' equity        $238,399       $27,672       $35,751      $48,007       $12,059      $92,083     $453,971
                               ==========    ==========     =========     ========       =======     ========     ========

Interest rate
  sensitivity GAP              ($120,869)     ($12,763)        $3,039      $92,863       $87,432     ($49,702)
                               ==========    ==========     =========     ========       =======     ========

Cumulative GAP                 ($120,869)    ($133,632)     ($130,593)    ($37,730)      $49,702
                               ==========    ==========     =========     ========       =======
Cumulative GAP as a
  percentage of total              49.30%        49.78%        56.73%       89.47%        113.73%





The Gap Analysis table is intended to illustrate the maturity/repricing characteristics of Company's interest-earning assets and interest-bearing liabilities as of June 30, 1997. The analysis is based upon contractual maturities and, where applicable, management's estimates of the repricing characteristics of various assets and liabilities and on assumptions as to customer behavior.

The Gap Analysis indicates a liability-sensitive position through the one-year time period beginning June 30, 1997. The Company's investment in U. S. Treasury Notes with maturities beyond one year funded by a growth in deposits and short-term (three months or less) securities sold under agreements to repurchase and is primarily responsible for the liability-sensitive position through the one-year time period as of June 30, 1997.

Covenant's net interest income has not been subject to the degree of sensitivity indicated by this traditional gap analysis. In monitoring interest sensitivity, adjustments are made to the dynamic shock assumptions to reflect management's recent experience regarding the impact of product pricing, interest rate spread relationships and customer behavior.

These marginal adjustments are necessarily subjective and will vary over time with loan and deposit changes and market conditions. The investment portfolio is utilized to balance the Company's gap position, to manage the interest rate spread and to mitigate overall maturity risk in the portfolio.

Liquidity

Adequate liquidity is necessary to meet the borrowing needs and deposit withdrawal requirements of customers as well as to satisfy liabilities, fund operations and support asset growth. Maintaining an appropriate level of liquid funds through the asset/liability management process ensures that the needs of the Company are met at a reasonable cost. Therefore, the management of liquidity is coordinated with the management of the Company's interest sensitivity and capital position. Major sources of liquidity are core deposits, cash flow generated by the Company's investment and loan portfolios, and short-term borrowings. Earnings and funds provided by operations also serve as a source of liquidity.

Cash and cash equivalents equaled $32.5 million at June 30, 1997, compared to $15.6 million at December 31, 1996, resulting in a net increase of $16.9 million, as shown on the Consolidated Statements of Cash Flows for the six months ended June 30, 1997. The net increase of $22.0 million in loans contributed to a net cash used in investing activities equaling $21.5 million. The Company funded the net cash used in investing activities and the net increase in cash and cash equivalents principally through a $24.3 million increase in deposits, and a $12.2 million increase in securities sold under agreements to repurchase.

The Company places strong emphasis on the composition of the investments available for sale portfolio. Additional sources of liquidity are available to the Company through the purchase of federal funds and borrowings on approved lines of credit. One measure of the Company's liquidity is the FDIC liquidity ratio. This ratio measures net cash, short-term investments and marketable assets divided by net deposits and short-term liabilities. The Company's liquidity ratio at June 30, 1997 was 23%. Overall, based on the its core deposit base, and its available sources of borrowed funds, management believes that the Company's liquidity position is satisfactory.

Capital

The maintenance of appropriate levels of capital is a management priority and an important objective of the Company's asset and liability management process. The Company's principal capital planning goals are to provide an adequate return to stockholders, to support its growth and expansion activities, to provide stability to current operations, and to promote public confidence.

Bank regulatory authorities have issued risk-based capital standards and leverage ratio requirements by which all bank holding companies and banks will be evaluated in terms of capital adequacy. The "Prompt Corrective Action" regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 established five categories of depository institutions:
(1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. Each category relates to the level of capital for the depository institution. The highest capital ratios equate to a "well-capitalized" depository institution which is one that significantly exceeds the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). At June 30, 1997, the Company and the Bank met the definition of a "well-capitalized" institution.

The following table sets forth the Company's and the Bank's regulatory capital requirements and compliance therewith as of June 30, 1997:

Covenant Bancorp, Inc. and subsidiaries


                                                     Well-        Capital Excess
                                       Actual      Capitalized    (in thousands)
                                       ------      -----------    --------------

Tier 1 Risk-Based Capital Ratio (1)    11.74%         6.00%          $15,342

Total Risk-Based Capital Ratio (2)     12.79%        10.00%          $ 7,464

Tier 1 Leverage Ratio (3)               7.30%         5.00%          $ 9,896


Covenant Bank
                                                      Well-       Capital Excess
                                        Actual     Capitalized    (in thousands)
                                        ------     -----------     -------------

Tier 1 Risk-Based Capital Ratio (1)     11.74%        6.00%           $15,342

Total Risk-Based Capital Ratio (2)      12.79%       10.00%           $ 7,464

Tier 1 Leverage Ratio (3)                7.30%        5.00%           $ 9,896

----------

(1) Tier 1 Risk-Based Capital Ratio is defined as the ratio of Tier 1 Capital to Total Risk- Weighted Assets.

(2) Total Risk-Based Capital Ratio is defined as the ratio of Tier 1 and Tier 2 Capital to Total Risk-Weighted Assets.

(3) Tier 1 Leverage Ratio is defined as the ratio of Tier 1 Capital to Total Average Quarterly Assets.

Income Taxes

The Company's effective tax rate for the six months ended June 30, 1997 was 34.2%, compared to an effective rate of 36.4% for the same period in 1996. The decreased percentage from 1996 to 1997 is attributable to a reduction in state income taxes due to business strategies employed.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Registrant's Shareholders was held on June 10, 1997. The items of business acted upon at the Annual Meeting were the formation of Covenant Bancorp, Inc. (the Registrant) and the election of ten directors for one year terms. The number of votes cast for, against and abstained as to each proposal are as follows:

Proposal 1 - Formation of Covenant Bancorp, Inc.

       For                  Against             Abstain
       ---                  -------             -------

    2,026,595               118,123             791,762

Proposal 2 - Election of Directors

Name of Nominee                For           Against        Abstain
---------------                ---           -------        -------
Richard A. Hocker           2,418,836        119,873          1,045
John J. Gallagher, Jr.      2,419,881        118,828              0
Charles E. Sessa, Jr.       2,419,881        118,828              0
Barry M. Abelson            2,418,518        120,191          1,363
Thomas V.G. Brown           2,419,881        118,828              0
William T. Carson, Jr.      2,419,881        118,828              0
Gary E. Greenblatt          2,419,509        119,200            372
James R. Iannone            2,419,364        119,345            517
Joseph A. Maressa, Jr.      2,415,220        123,489          4,661
Kyle W. Will                2,415,220        123,489          4,661

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

          2. Agreement and Plan of Mergers dated August 4, 1997 by and among Covenant Bancorp, Inc., Covenant Bank, First Union Corporation and First Union National Bank, attached as Exhibit 1 to the registrant's Current Report on Form 8-K dated August 8, 1997 and incorporated herein by reference.

          10.1 Amendment No. 1 to Agreement, dated June 10, 1997, amending the Agreement dated November 22, 1995 between Covenant Bank and Richard A. Hocker.

          10.2 Amendment No. 1 to Agreement, dated June 10, 1997, amending the Agreement dated November 22, 1995 between Covenant Bank and Charles E. Sessa, Jr.

          10.3 Amendment No. 1 to Agreement, dated June 10, 1997, amending the Agreement dated November 22, 1995 between Covenant Bank and Kenneth R. Mancini, Jr.

          10.4 Amendment No. 1 to Agreement, dated June 10, 1997, amending the Agreement dated November 22, 1995 between Covenant Bank and J. William Parker, Jr.

          10.5 Amendment No. 1 to Agreement, dated June 10, 1997, amending the Agreement dated November 22, 1995 between Covenant Bank and Eugene D. D'Orazio.

          11   Statement re Computation of Per Share Earnings

          27   Financial Data Schedule

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter ended June 30, 1997.

                     COVENANT BANCORP, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COVENANT BANCORP, INC.






August 11, 1997                                  /s/ Charles E. Sessa, Jr.
---------------                                  -------------------------
   (Date)                                            CHARLES E. SESSA, JR.
                                                     PRESIDENT


August 11, 1997                                 /s/ J. William Parker, Jr.
---------------                                 --------------------------
    (Date)                                          J. WILLIAM PARKER, JR.
                                                    SENIOR VICE PRESIDENT,
                                                    CHIEF FINANCIAL OFFICER &
                                                    TREASURER

25