Form 10-Q/A
period 1997-06-30
COVENANT BANCORP INC
filed 1997-08-14
CIK 1035468

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
          (Title of Class)                                 (No. of Shares Outstanding as of 8/11/97)


                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



FINANCIAL INFORMATION                                                      Page
---------------------                                                      ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited)                              3
         June 30, 1997 and December 31, 1996

         Consolidated  Statements of Income  (Unaudited)                    4-5
         Three months ended June 30, 1997 and June 30, 1996 and six months ended June 30, 1997 and June 30, 1996

         Consolidated  Statements of Cash Flows (Unaudited)                   6
         Six months ended June 30, 1997 and June 30, 1996

         Consolidated Statements of Changes in Stockholders' Equity           7

         Notes to Consolidated Financial Statements (Unaudited)            8-10

Item 2.  Management's Discussion and Analysis of Financial                11-23
         Condition and Results of Operations

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 6.  Exhibits and Reports on Form 8-K                                    25

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



See accompanying notes to financial statements

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                      (in thousands, including share data)


                                                                          Additional
                                               Preferred      Common       Paid-in      Net Unrealized   Accumulated
                                                 Stock         Stock       Capital        Gain (Loss)      Deficit       Total
                                                 -----         -----       -------        -----------      -------       -----

Balance at
  January 1, 1996                               $  7,500      $ 13,559      $  9,212      $  1,157       ($ 1,519)      $ 29,909
Net income twelve months ended
  December 31, 1996                                 --            --            --            --            1,850          1,850
Preferred stock dividend                            --            --            --            --             (450)          (450)
Adjustment to unrealized gain
  (net of of tax)                                   --            --            --          (1,462)          --           (1,462)
Common stock dividends and other
    (194 shares)                                    --             972         1,402          --           (2,970)          (596)
                                                --------      --------      --------      --------       --------       --------
Balance at
  December 31, 1996                                7,500        14,531        10,614          (305)        (3,089)        29,251
Net income six months ended June 30, 1997           --            --            --            --            1,814          1,814
Preferred stock dividend                            --            --            --            --             (225)          (225)
Adjustment to unrealized gain (net of tax)          --            --            --            (267)          --             (267)
Common stock dividends and other
  (30 shares)                                       --             151            88          --             --              239
                                                --------      --------      --------      --------       --------       --------
Balance at
  June 30, 1997                                 $  7,500      $ 14,682      $ 10,702      ($   572)      ($ 1,500)      $ 30,812
                                                ========      ========      ========      ========       ========       ========





See accompanying notes to financial statements.

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

26