Form 10-Q
period 1997-09-30
COVENANT BANCORP INC
filed 1997-11-14
CIK 1035468

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                       Yes   X        No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.


             COMMON STOCK                                                    3,057,332
---------------------------------------------------          ------------------------------------------
           (Title of Class)                                  (No. of Shares Outstanding as of 11/07/97)


SERIES A NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK                          138,300
---------------------------------------------------          ------------------------------------------
           (Title of Class)                                  (No. of Shares Outstanding as of 11/07/97)


SERIES B NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK                          161,700
---------------------------------------------------          ------------------------------------------
           (Title of Class)                                  (No. of Shares Outstanding as of 11/07/97)


                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                                Table of Contents



FINANCIAL INFORMATION                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
          September 30, 1997 and December 31, 1996                             3

          Consolidated Statements of Income (Unaudited)
          Three months ended September 30, 1997 and September 30, 1996
          and nine months ended September 30, 1997 and September 30, 1996    4-5

          Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 1997 and
          September 30, 1996                                                   6

          Consolidated Statements of Changes in Stockholders' Equity           7

          Notes to Consolidated Financial Statements (Unaudited)            8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-25

PART II.  OTHER INFORMATION                                                   26

Item 6.   Exhibits and Reports on Form 8-K

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (unaudited)


(in thousands)                                  September 30, 1997    December 31, 1996
                                                ------------------    -----------------
Assets:
Cash and due from banks                                $  15,653          $  12,446
Federal funds sold                                          --                3,100
                                                       ---------          ---------
    Cash and cash equivalents                             15,653             15,546
                                                       ---------          ---------
Investments available for sale (cost
  1997-$120,091; 1996-$133,061)                          119,944            132,578
Investment securities (fair value
  1997-$11,236; 1996-$11,743)                             11,144             11,687
Loans held for sale                                          338               --
Loans receivable                                         257,585            241,201
  Less allowance for loan losses                           2,714              3,016
                                                       ---------          ---------
    Loans receivable, net                                254,871            238,185
                                                       ---------          ---------
Premises and equipment, net                                9,376              9,135
Real estate owned                                          1,049                695
Accrued interest receivable                                3,222              3,913
Other assets                                               4,255              2,895
                                                       ---------          ---------
    Total Assets                                       $ 419,852          $ 414,634
                                                       =========          =========

Liabilities:
Non-interest bearing deposits                             47,819             41,868
Interest bearing deposits                                107,237             96,169
Time deposits                                            149,008            139,428
                                                       ---------          ---------
    Total deposits                                       304,064            277,465
                                                       ---------          ---------
Advances from The Federal Home Loan Bank                  14,700             20,500
Securities sold under agreements to repurchase            64,362             84,037
Other liabilities                                          4,590              3,381
                                                       ---------          ---------
    Total Liabilities                                    387,716            385,383
                                                       ---------          ---------


Commitments and Contingencies

Stockholders' Equity:

Preferred stock authorized 300,000 shares;
  Series "A", $25 par value:
    issued and outstanding 138,300 and
    138,300 shares, respectively                           3,457              3,457

   Series "B", $25 par value:
    issued and outstanding 161,700 and
    161,700 shares, respectively                           4,043              4,043

Common stock, $5 par value:
    authorized 5,000,000 shares;
    issued and outstanding 3,057,332 and
    2,906,262 shares, respectively                        15,287             14,531

Additional paid-in capital                                12,137             10,614

Net unrealized holding (loss) on
    investments available for sale                           (97)              (305)

Accumulated deficit                                       (2,691)            (3,089)
                                                       ---------          ---------
    Total Stockholders' Equity                            32,136             29,251
                                                       ---------          ---------
    Total Liabilities and Stockholders' Equity         $ 419,852          $ 414,634
                                                       =========          =========


See accompanying notes to consolidated financial statements.

                     COVENANT BANCORP, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



(In thousands except per share data)                       Three Months Ended September 30,
                                                           --------------------------------
                                                                 1997              1996
                                                                 ----              ----
Interest Income
 Interest and fees on loans                                    $ 5,727            $ 5,144
 Interest on investment securities                               2,188              2,130
 Other interest income                                              24                159
                                                               -------            -------
    Total interest income                                        7,939              7,433

Interest Expense
 Interest on deposits                                            2,716              2,469
 Interest on borrowings                                          1,278              1,126
                                                               -------            -------
    Total interest expense                                       3,994              3,595
                                                               -------            -------
Net interest income                                              3,945              3,838
Provision for loan losses                                            3                483
                                                               -------            -------
Net interest income after provision for loan losses              3,942              3,355
                                                               -------            -------

Other Income
 Service charges on deposit accounts                               205                179
 Loan servicing income                                              62                 69
 Other operating income                                             67                 62
 Gain on sale of assets                                           --                 --
                                                               -------            -------
    Total other income                                             334                310
                                                               -------            -------

Other Expenses
 Salaries and employee benefits                                  1,760              1,641
 Net occupancy                                                     470                398
 Data processing and other service costs                           258                283
 Professional services                                              80                163
 Advertising and promotion                                          50                 53
 SAIF recapitalization costs                                      --                  504
 Merger costs                                                     --                  666
 Federal insurance premiums                                         18                 59
 Other operating expenses                                          379                397
                                                               -------            -------
    Total other expenses                                         3,015              4,164
                                                               -------            -------

Income (loss) before income taxes                                1,261               (499)
Income taxes (benefit)                                             336                (86)
                                                               -------            -------
Net income (loss)                                                  925               (413)
Less: preferred stock dividends                                    112                112
                                                               -------            -------
Net income (loss) applicable to common shareholders            $   813            ($  525)
                                                               =======            =======


Income (loss) per common share and
  common stock equivalents                                     $  0.21            ($ 0.17)
                                                               =======            =======

Weighted average common stock and
  common stock equivalents outstanding                           4,358              3,175



See accompanying notes to consolidated financial statements

                     COVENANT BANCORP, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



(In thousands except per share data)                       Nine Months Ended September 30,
                                                           -------------------------------
                                                                1997                1996
                                                                ----                ----
Interest Income
 Interest and fees on loans                                    $16,627            $15,010
 Interest on investment securities                               6,851              6,350
 Other interest income                                              71                356
                                                               -------            -------
    Total interest income                                       23,549             21,716

Interest Expense
 Interest on deposits                                            7,881              7,177
 Interest on borrowings                                          4,201              3,376
                                                               -------            -------
    Total interest expense                                      12,082             10,553
                                                               -------            -------
Net interest income                                             11,467             11,163
Provision for loan losses                                           33                524
                                                               -------            -------
Net interest income after provision for loan losses             11,434             10,639
                                                               -------            -------

Other Income
 Service charges on deposit accounts                               516                519
 Loan servicing income                                             153                193
 Other operating income                                            157                146
 Gain on sale of assets                                             11               --
                                                               -------            -------
    Total other income                                             837                858
                                                               -------            -------

Other Expenses
 Salaries and employee benefits                                  4,835              4,798
 Net occupancy                                                   1,388              1,186
 Data processing and other service costs                           522                707
 Professional services                                             235                434
 Advertising and promotion                                         125                146
 SAIF recapitalization costs                                      --                  504
 Merger costs                                                     --                  666
 Federal insurance premiums                                         57                179
 Other operating expenses                                        1,091              1,118
                                                               -------            -------
    Total other expenses                                         8,253              9,738
                                                               -------            -------

Income before income taxes                                       4,018              1,759
Income taxes                                                     1,279                736
                                                               -------            -------
Net income                                                       2,739              1,023
Less: preferred stock dividends                                    337                337
                                                               -------            -------
Net income applicable to common shareholders                   $ 2,402            $   686
                                                               =======            =======


Income per common share and
  common stock equivalents                                     $  0.63            $  0.22
                                                               =======            =======

Weighted average common stock and
  common stock equivalents outstanding                           4,347              3,168



See accompanying notes to consolidated financial statements

                     COVENANT BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(in thousands)                                                     Nine Months ended September 30,
                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     1997            1996
                                                                          ----            ----

  Net income                                                            $  2,739       $  1,023
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
  Provision for loan losses                                                   33            524
  Depreciation and amortization                                              478            392
  Amortization of premiums and discounts, net                                 57            119
  Loans originated for sale                                                 (641)          (951)
  Proceeds from sales of loans held for sale                                 303          1,887
  Decrease in unearned discounts and loan fees, net                         (254)          (206)
  Increase in accrued interest receivable
    and other assets                                                        (669)        (1,222)
  Increase in other liabilities                                            1,209          1,344
                                                                        --------       --------
      Net cash provided by operating activities                            3,255          2,910

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments held to maturity                                  --          (1,312)
  Purchases of investments available for sale                             (6,970)       (63,095)
  Proceeds from maturities of investments available for sale              20,000           --
  Proceeds from maturities of investments held to maturity                   --          41,665
  Principal collected on mortgage backed securities                          518            621
  Net increase in loans                                                  (17,459)       (23,218)
  Proceeds from sales of real estate owned                                   420            884
  Purchases of premises and equipment                                       (719)          (977)
                                                                        --------       --------
      Net cash used in investing activities                               (4,210)       (45,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                26,599         23,127
  Net increase (decrease) in securities sold
    under agreements to repurchase                                       (19,675)        22,749
  Net decrease in advances from the
    Federal Home Loan Bank                                                (5,800)        (5,500)
  Preferred stock dividends paid                                            (337)          (337)
  Common stock issuance and other                                            275           (594)
                                                                        --------       --------
    Net cash provided by financing activities                              1,062         39,445

  Net increase (decrease) in cash and cash equivalents                       107         (3,077)
Cash and cash equivalents at the beginning of the year                    15,546         22,777
                                                                        --------       --------
Cash and cash equivalents at the end of the period                      $ 15,653       $ 19,700
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                            $ 12,163       $ 10,575
    Cash paid during the period for income taxes                           1,031            768
  Noncash investing and financing activities:
    Net transfers to real estate owned from loans receivable                 773            559
    Net change in gross unrealized (loss) on
      investments available for sale                                    $    336       ($ 1,015)



See accompanying notes to consolidated financial statements

                     COVENANT BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

(in thousands, including share data)


                                                                          Additional
                                                  Preferred    Common      Paid-in     Net Unrealized     Accumulated
                                                    Stock       Stock      Capital      Gain (Loss)        Deficit        Total
                                                    -----       -----      -------      -----------        -------        -----

Balance at
  January 1, 1996                                 $  7,500   $ 13,559     $  9,212       $  1,157          ($ 1,519)     $ 29,909
Net income twelve months ended
  December 31, 1996                                   --         --           --             --               1,850         1,850
Preferred stock dividend                              --         --           --             --                (450)         (450)
Adjustment to unrealized gain (net of tax)            --         --           --           (1,462)             --          (1,462)
Common stock dividends and other
    (194 shares)                                      --          972        1,402           --              (2,970)         (596)
                                                  --------   --------     --------       --------          --------      --------
Balance at
  December 31, 1996                                  7,500     14,531       10,614           (305)           (3,089)       29,251

Net income nine months ended
  September 30, 1997                                  --         --           --             --               2,739         2,739
Preferred stock dividend                              --         --           --             --                (337)         (337)
Adjustment to unrealized loss (net of tax)            --         --           --              208              --             208
Common stock dividends and other
    (151 shares)                                      --          756        1,523           --              (2,004)          275
                                                  --------   --------     --------       --------          --------      --------
Balance at
  September 30, 1997                              $  7,500   $ 15,287     $ 12,137       ($    97)         ($ 2,691)     $ 32,136
                                                  ========   ========     ========       ========          ========      ========


See accompanying notes to consolidated financial statements.

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

On June 13, 1997, Covenant Bancorp, Inc. (the "Company") was formed and registered with the SEC. Also on that date, Covenant Bank (the "Bank") was acquired by the Company. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report (Amendment No. 2 to Form F-2 dated April 28, 1997, filed with the Federal Deposit Insurance Corporation) for the period ended December 31, 1996. The annual report is also included in the Registrant's Registration Statement on Form S-4 dated April 28, 1997. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

Had the Company adopted this Statement as of September 30, 1997, the pro forma earnings per share would have been:


                                          For the three months ended September 30, 1997
                                          ---------------------------------------------

                                                              Weighted            Pro forma
                                          Income           average shares        earnings per
                                        (Numerator)        (Denominator)            share
                                        -----------        -------------            -----

Basic EPS
  Net income available to
  common shareholders                      $813                3,057                $0.27

Effect of dilutive securities
  Convertible preferred stock              $112                1,059
  Stock options                             ---                  242
                                          -----               ------

Dilutive EPS
   Income available to
   common shareholders
   plus assumed conversions                $925                4,358                $0.21



                                           For the nine months ended September 30, 1997
                                           --------------------------------------------

                                                              Weighted            Pro forma
                                          Income           average shares        earnings per
                                        (Numerator)        (Denominator)            share
                                        -----------        -------------            -----
Basic EPS
  Net income available to
  common shareholders                     $2,402               3,051                $0.79

Effect of dilutive securities
  Convertible preferred stock              $337                1,059
  Stock options                             ---                  237
                                          -----               ------

Dilutive EPS
   Income available to
   common shareholders
   plus assumed conversions               $2,739               4,347                $0.63




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

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Covenant Bancorp, Inc. and its subsidiaries, ("the Company"), recorded net income of $2.7 million, or $0.63 per share for the nine months ended September 30, 1997, as compared to $1.0 million. or $0.22 for the nine months ended September 30, 1996. The nine months ended September 30, 1996 results included merger-related costs associated with the Company's acquisition in September 1996 of 1st Southern State Bank, and a one-time SAIF recapitalization assessment, aggregating $1.2 million, after tax. Net interest income was positively impacted by a 10% increase in average interest-earning assets for the nine month period ended September 30, 1997, compared to the nine months ended September 30, 1996. Return on average assets was 0.86% and return on average common equity was 13.96% for the nine month period ended September 30, 1997, compared to 0.35% and 4.08%, respectively, for the nine month period ended September 30, 1996. All prior period amounts have been restated to reflect the September 1996 acquisition of 1st Southern State Bank ("1st Southern").

For the three months ended September 30, 1997, the Company reported net income of $925,000, or $0.21 per share compared to a net loss of $413,000, or $0.17 per share for the third quarter of 1996 which included the above-mentioned non-recurring costs. Net interest income increased 3% for the third quarter of 1997 when compared to the third quarter of 1996 due to the above-mentioned increase in average interest-earning assets. Return on average assets and return on average common equity for the three months ended September 30, 1997 were 0.86% and 13.67%, respectively, compared to (0.41)% and (9.61)%, respectively, for the same period in 1996.

Total assets amounted to $419.9 million at September 30, 1997, compared to $414.6 million at December 31, 1996, representing an increase of $5.3 million since year-end 1996. Net loans totaled $254.9 million, representing a 7% increase, over the year-end 1996 balance. Total deposits increased $26.6 million to reach $304.1 million at September 30, 1997, from the December 31, 1996 balance of $277.5 million. Stockholders' equity was $32.1 million at September 30, 1997. The Company's capital position meets the definition of a well-capitalized institution, which is evident by its leverage ratio, which stood at 7.50% and its Tier 1 and Total Capital ratios, which equaled 12.46% and 13.51%, respectively.

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

Net interest income for the nine months ended September 30, 1997 increased $304,000 or 3% to $11.5 million, compared to $11.2 million for the same period in 1996 primarily due to an increase in average loans of $34.9 million or 15% and a $2.6 million increase in average investments (see page 12 for an average balance sheet and average rate comparisons). The increase in average loans is concentrated in the commercial and commercial mortgage portfolios of $22.1 million or 15% and a $8.7 million increase in 1-4 family mortgage loans. The increase in net interest income associated with growth in the loan portfolio has been largely offset by a compression in the net interest margin to 3.83% for the nine months ended September 30, 1997 from 4.12% for the same period in 1996. The decrease in the net interest margin is due to the following factors: 1) a decline in the yield on the total loan portfolio to 8.71% for the nine month period ended September 30, 1997 from 9.11% for the same period in 1996, caused by overall market conditions; and 2) the increase in the Company's loan portfolio funded by higher-priced securities sold under agreements to repurchase and certificates of deposit rather than the Company's core deposit base, causing the Company's cost of funds to increase from 4.50% for the nine months ended September 30, 1996 to 4.65% for the same period of 1997. Delays in the opening of the Company's three new personal financial centers resulted in the need for these types of short-term higher-costing funding sources.

Net interest income for the three months ended September 30, 1997 increased $107,000 or 3% to $3.9 million, compared to $3.8 million for the same period in 1996. As discussed in the nine month results, the improvement is directly related to the increase in average interest-earning assets during the third quarter of 1997, as compared to the same period in 1996, partially offset by a narrowing in the net interest margin.

OTHER INCOME

Other income for the first nine months of 1997 totaled $837,000, compared to $858,000 for the same period of 1996. Service charges on deposit accounts equaled $516,000 for the nine months ended September 30, 1997. Loan servicing income decreased $40,000 to $153,000 for the nine months ended September 30, 1997 when compared to the same period of 1996 and is attributable to volume decreases in investor servicing fees, late fees, and credit card fees. Other operating income increased $11,000 or 7.5% to $157,000 for the nine months ended September 30, 1997, compared to the same period in 1996, due to an increase in MAC surcharge income and volume increases in safe deposit box fees. The one-time gain of $11,000 on sale of assets during the second quarter of 1997 was due to a subdivision and subsequent sale of a small parcel of land and building that had been previously purchased with the Company's North Wildwood personal financial center.

Other income for the three month period ended September 30, 1997 totaled $334,000, compared to $310,000 for the same period of 1996, representing a $24,000 or 8% increase. The increase in service charges on deposit accounts of $26,000 was associated with an increase in core deposit accounts over the past twelve months. Loan servicing income decreased $7,000 to $62,000 for the third quarter of 1997 when compared to the same period of 1996 and is also attributable to volume decreases in investor servicing fees, late fees and credit card fees. Other operating income increased $5,000 for the third quarter of 1997, primarily related to an increase in MAC surcharge income and volume increases in safe deposit box fees.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 1997 equaled $8.3 million, compared to $9.7 million for the same period of 1996. Other expenses for the first nine months of 1996 included the one-time merger costs of $666,000 and the non-recurring SAIF assessment of $504,000. Excluding these one time charges, other expenses equaled $8.6 million for the nine months ended 1996, resulting in a decrease in other expenses of $315,000 or 4% excluding the one-time charges incurred in 1996. The ratio of total other expenses to average assets for the nine months ended September 30, 1997 improved to 2.58% from 2.97% for the same period of 1996. Cost containment and operating efficiency are continuing priorities of management. The Company's operating efficiency ratio (non-interest expenses, less other real estate expenses, divided by net interest income plus non-interest income excluding non-recurring gains) improved to 67% for the first nine months of 1997, compared to 71% for the same period of 1996.

Salaries and employee benefits increased $37,000 or 1% and equaled $4.84 million for the first nine months of 1997, compared to $4.80 million for the same period in 1996. The salaries and benefits category is the largest component of other expenses, encompassing 59% of total other expenses as of September 30, 1997. The slight increase in salaries and employee benefits expense is attributable to reductions in staff in connection with the 1st Southern acquisition completed in September 1996, partially offset by staffing increases associated with the new personal financial centers opened since March of 1996.

                     COVENANT BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED AVERAGE BALANCE SHEET

                                   (unaudited)



(in thousands)
                                               Nine Months Ended September 30, 1997            Nine Months Ended September 30, 1996
                                               ------------------------------------            ------------------------------------
                                              Average                        Average          Average                       Average
Assets                                        Balance          Interest       Rate            Balance        Interest        Rate
                                              -------          --------       ----            -------        --------        ----
Loans:(1)
  Commercial                                 $  57,591        $   3,885        9.01%         $  55,803       $   3,918         9.39%
  Commercial mortgage                          107,736            7,200        8.93             87,425           6,400         9.79
  Mortgage                                      54,795            3,285        7.98             46,064           2,641         7.64
  Consumer                                      35,080            2,257        8.60             31,053           2,051         8.83
                                             ---------        ---------        ----          ---------       ---------         ----
      Total loans                              255,202           16,627        8.71            220,345          15,010         9.11
Investments:
  Federal funds sold                             1,421               71        5.23              8,935             356         5.33
  Investment securities                        143,031            6,851        6.39            132,940           6,350         6.30
                                             ---------        ---------        ----          ---------       ---------         ----
      Total investments                        144,452            6,922        6.39            141,875           6,706         6.23
                                             ---------        ---------        ----          ---------       ---------         ----
      Total interest-earning assets            399,654        $  23,549        7.88%           362,220       $  21,716         8.02%
                                             ---------        ---------        ----          ---------       ---------         ----
Allowance for loan losses                       (2,930)                                         (3,105)
Cash and due from banks                         11,912                                          10,185
Fixed assets (net)                               9,399                                           7,979
REO                                                709                                           1,244
Other assets                                     7,516                                           6,084
                                             ---------                                       ---------
      Total Assets                           $ 426,260                                       $ 384,607
                                             =========                                       =========

Liabilities and Stockholders' Equity
Deposits:
  Interest-bearing demand                    $  36,029        $     622        2.31%         $  26,127       $     473         2.42%
  Statement savings                             39,090              704        2.41             43,955             796         2.42
  Money market                                  21,242              515        3.24             21,858             410         2.51
  Certificates of deposit                      149,594            6,040        5.40            138,362           5,498         5.31
                                             ---------        ---------        ----          ---------       ---------         ----
     Total interest-bearing deposits           245,955            7,881        4.28            230,302           7,177         4.17

FHLB advances and securities sold
 under agreements to repurchase                101,282            4,201        5.55             83,474           3,376         5.41
                                             ---------        ---------        ----          ---------       ---------         ----
  Total interest  bearing liabilities          347,237           12,082        4.65            313,776          10,553         4.50
                                                              ---------        ----                          ---------         ----
Non-interest bearing deposits                   45,178                                          38,277
Other liabilities                                3,743                                           2,986
Stockholders' equity                            30,102                                          29,568
                                             ---------                                       ---------

  Total Liabilities and
   Stockholders' Equity                      $ 426,260                                       $ 384,607
                                             =========                                       =========

Net Interest Income/Spread                                    $  11,467        3.23%                         $  11,163         3.52%
                                                              =========        ====                          =========         =====

Net Interest Margin (2)                                                        3.83%                                           4.12%
                                                                               =====                                           =====


(1) Includes non-accruing loans. The effect of including such loans is to reduce the average rate earned on Covenant's loans.

(2)  Net interest income as a percentage of average interest-earning assets.

Net occupancy increased $202,000 to $1.4 million for the nine months ended September 30, 1997 due to additional personal financial centers opened in Hammonton (3/96), the relocated Linwood center (10/96), Mount Laurel (12/96) and Cherry Hill (3/97), and the establishment of an operations center in Voorhees, NJ during the second quarter of 1996. Data processing and other service costs declined $185,000 to $522,000 for the nine months ended September 30, 1997, compared to $707,000 for the same period of 1996. The Company's acquisition of 1st Southern and the operating efficiencies gained due to the system conversion in September 1996 are primarily attributable for the reduction in costs.

Professional services expenses decreased $199,000 to $235,000 for the first nine months of 1997, compared to $434,000 for the same period of 1996. The reduction is related to decreases of $84,000 in legal expenses related to the decrease in problem credits; a $20,000 decrease in consulting expenses due to the discontinuance of certain advertising and promotion programs and a $95,000 decrease in audit and examinations expense due to the acquisition of 1st Southern. Federal insurance premiums declined $122,000 to $57,000 for the first nine months of 1997 due to a reduction in the Bank Insurance Fund premiums. Other operating expenses decreased $27,000 to $1.1 million for the nine months ended September 30, 1997, compared to the same period of 1996.

Other expenses for the three months ended September 30, 1997 equaled $3.0 million, compared to $4.2 million for the same period in 1996, excluding the one-time charges incurred mentioned above other expenses equaled $3.0 million , representing an increase of $21,000 or 1% over the third quarter of 1996. Salaries and employee benefits increased $119,000 to $1.8 million for the third quarter of 1997 when compared to the same period in 1996. The increase in salaries and employee benefits expense is directly associated with the new staffing positions created for the new personal financial centers noted above. Net occupancy increased $72,000 to $470,000 for the three months ended September 30, 1997, compared to the same period of 1996 due to the above-mentioned new personal financial centers.

Data processing and service costs decreased $25,000 for the three months ended September 30, 1997, compared to the same period in 1996. The Company's system conversion in September 1996 along with the acquisition of 1st Southern created operating efficiencies and are primarily attributable to the reduction in data processing costs offset by increased costs related to new accounts added over the last twelve months.

Professional services expenses decreased $83,000 for the third quarter of 1997 to $80,000, compared to the same period in 1996. The reduction is related to a decrease in legal expenses related to a decrease in problem credits, a decrease in consulting expenses due to the discontinuance of certain advertising and promotion programs, and a decrease in audit and examination expense due to the acquisition of 1st Southern. Federal insurance premiums declined $41,000 to $18,000 for the three months ended September 30, 1997 as compared to the same period in 1996 due to a reduction in the Bank Insurance Fund premium. Other operating expenses increased $18,000 to $379,000 for the three months ended September 30, 1997, compared to the same period in 1996 due to increases in postage, insurance and telephone expenses related to the new branch facilities opened.

FINANCIAL CONDITION

LOAN PORTFOLIO

The lending function is the Company's principal business activity and it continues its policy to serve as a reliable source of credit to a diverse customer base. The Company lends primarily to commercial borrowers in the southern New Jersey marketplace. The loan portfolio is diversified, with 64% of the portfolio comprised of commercial and commercial mortgage loans and 36% comprised of residential mortgage loans and consumer loans at September 30, 1997.

At September 30, 1997, the Company's net loan portfolio totaled $254.9 million, compared to $238.2 million as of December 31, 1996. The $16.7 million or 7% in growth in net loans has been concentrated within the commercial, commercial mortgage and residential mortgage loan portfolios. The majority of the Company's loan portfolio is primarily categorized as secured by commercial and 1-4 family residential real estate properties (including home equity loans). It is the Company's continuing policy to emphasize well-collaterized and properly-structured loans and to promote long-term quality relationships with financially strong borrowers.

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

The following table sets forth information regarding non-performing assets and contractually past-due loans of September 30, 1997 and 1996 and December 31, 1996:

                                          Sept. 30,      Sept. 30,      Dec. 31,
                                            1997           1996           1996
                                            ----           ----           ----
Non-performing assets:
Non-accruing loans:
  Commercial                               $  664         $2,199         $1,734
  Mortgage                                  1,024          1,273            931
  Consumer                                    121            220            201
                                           ------         ------         ------
Total non-performing loans                 $1,809         $3,692         $2,866
Real estate owned                           1,049            846            695
                                           ------         ------         ------
Total non-performing assets                $2,858         $4,538         $3,561
                                           ======         ======         ======
Accruing loans 90 days past-due            $1,761         $1,743         $1,753
                                           ======         ======         ======
Non-performing loans as a
  percentage of loans                        0.70%          1.62%          1.19%
                                           ======         ======         ======
Non-performing asset as a percentage
 of loans and real estate owned              1.10%          1.98%          1.47%
                                           ======         ======         ======
Non-performing assets as a percentage
  of total assets                            0.68%          1.17%          0.86%
                                           ======         ======         ======

Non-performing assets totaled $2.9 million or 1.10% of total loans and real estate owned at September 30, 1997, showing marked improvement when compared to $3.6 million or 1.47% of total loans and real estate owned at December 31, 1996 and $4.5 million or 1.98% of total loans and real estate owned at September 30, 1996. Non-performing loans at September 30, 1997 decreased $1.1 million from the December 31, 1996 balance of $2.9 million due to a $1.1 million reduction in commercial non-performing loans and a reduction in consumer non-performing loans of $80,000 offset by an increase in mortgage non-performing loans of $93,000. The balance of non-performing loans at September 30, 1996 was $3.7 million or 1.62% of total loans.

Real estate owned (net of reserves) was $1.1 millon at September 30, 1997, compared to $695,000 at December 31, 1996 and $846,000 at September 30, 1996. During the first nine months of 1997, additions to real estate owned of $773,000 (representing four foreclosed properties) were offset by the sale of six properties for $419,000, which resulted in the $354,000 increase in real estate owned.

The balance of accruing loans 90 days past-due was $1.7 million at September 30, 1997, $1.8 million at December 31, 1996 and $1.7 million at September 30, 1996. The $8,000 increase in accruing loans 90 days past-due during the nine months ended September 30, 1997 is related to an increase of $369,000 in well-collateralized commercial loans, a $19,000 increase in various home equity consumer loans, offset by a $380,000 decrease of various residential mortgage loans.

At September 30, 1997 and December 31, 1996, the Company had impaired loans totaling approximately $724,000 and $1,734,000, respectively. The allowance for loan losses on impaired loans has a valuation allowance of $124,000, and $199,000 at September 30, 1997 and December 31, 1996, respectively. The average balance of impaired loans totaled $1,315,000 and $1,684,000 for September 30, 1997 and December 31, 1996, respectively. Interest income not accrued for impaired loans for the nine months ended September 30, 1997 and for the twelve months ended December 31, 1996 was approximately $99,000 and $164,000, respectively.


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

The following table sets forth information regarding the Company's allowance for loan losses for the six month periods ended September 30, 1997 and 1996, and for the year ended December 31, 1996.

Changes in Allowance for Loan Losses

                                                      Nine Months Ended           Year Ended
                                                      -----------------           ----------
                                                    9/30/97         9/30/96         12/31/96
                                                    -------         -------         --------

Balance at beginning of period                       $3,016          $3,195           $3,195

Provision charge to operating expenses                   33             524              636
Charge-offs:
      Commercial                                      (259)           (456)            (449)
      Mortgage                                         (55)           (198)            (417)
      Consumer                                         (64)           (116)            (124)
                                                     ------          ------           ------
Total Charge-offs                                     (378)           (770)            (990)
Recoveries:
      Commercial                                        30              91              124
      Mortgage                                           4              11               --
      Consumer                                           9              25               51
                                                     ------          ------           ------
Total recoveries                                         43             127              175
                                                     ------          ------           ------
Net charge-offs                                       (335)           (643)            (815)
                                                     ------          ------           ------
Balance at end of period                             $2,714          $3,076           $3,016
                                                     ======          ======           ======

Net charge-offs as a percentage of
  average loans                                       0.18%           0.39%            0.36%
Allowance as a percentage of
  period-end loans                                    1.05%           1.35%            1.25%
Allowance as a percentage of
  non-performing loans                              150.03%          83.32%          105.20%
Allowance as a percentage of
  non-performing assets                              94.99%          67.78%           84.70%


Management is consistently informed of changes in economic indicators which may have impact, either positive or adverse, on asset quality, the allowance for loan losses, potential charge-offs and delinquencies.

The provision for loan losses charged against earnings was $33,000 in the nine months of 1997, compared to $524,000 for the nine months of 1996 which included a $481,000 provision for loan losses during the third quarter of 1996 to align 1st Southern State Bank's allowance for loan loss methodology with Covenant as to the credit and non-performing processes at the time of the merger. Management believes that the allowance for loan losses at September 30, 1997 is adequate to absorb known and inherent losses in the portfolio.


INVESTMENT SECURITIES

Investment securities were $131.1 million at September 30, 1997, compared to $144.3 million at December 31, 1996. The $13.2 million decrease in investment securities was the result of purchases of $7.0 million of US Treasury Notes with maturities beyond one year and classified as "Available for Sale," offset by proceeds from maturities of investments available for sale of $20.0 million, $0.5 million principal collected on mortgage backed securities and an decrease of $336,000 in the gross unrealized loss on investments available for sale.

At September 30, 1997, the fair value of investments available for sale was $119.9 million, and unrealized holding losses were $147,000. At December 31, 1996, the fair value of investments available for sale was $132.6 million and unrealized holding losses were $483,000. At September 30, 1997, securities held to maturity totaled $11.1 million compared to $11.7 million at December 31, 1996. The fair values of these investments were $11.2 million at September 30, 1997 and $11.7 million at December 31, 1996.

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

The Company opened new personal financial centers in Linwood (relocation in October 1996), Mount Laurel (December 1996) and Cherry Hill (March 1997). Total deposits at September 30, 1997 equaled $304.1 million, compared to $277.5 million at December 31, 1996, representing a $26.6 million or 10% increase between December 31, 1996 and September 30, 1997.

BORROWINGS

Sources of funds for the Company other than deposits include FHLB advances and securities sold under agreements to repurchase. FHLB advances were $14.7 million at September 30, 1997 and $20.5 million at December 31, 1996. Securities sold under agreements to repurchase totaled $64.4 million at September 30, 1997, compared to $84.0 million at December 31, 1996. The decrease in securities sold under agreements to repurchase was related to the maturities and paydowns described above in the "INVESTMENT SECURITIES" section.

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

Decisions are also based on "dynamic shock analysis," a process that entails the application of different prime rate increase or decrease scenarios to the current maturity/repricing structure. This analysis measures the impact on net interest income of each of the scenarios applied relative to the Company's interest rate risk management policy guidelines, and seeks to identify appropriate measures to maintain the interest sensitivity of net interest income within such policy guidelines. At September 30, 1997, the Company's "dynamic shock analysis" indicates an acceptable level of interest rate risk and is within policy guidelines.

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



The following table illustrates the gap position of the Company as of September 30, 1997.


                                                                                                     Non-Interest
                                                                                         Beyond       Sensitive
                                   1-90         91-180       181-365      One - Five      Five         Assets/
                                   Days          Days          Days            Years     Years       Liabilities      Total
                                   ----          ----          ----            -----     -----       -----------      -----
Rate sensitive assets:
Interest earning assets
    Loans                       $  81,916     $   6,442     $  13,122     $  93,468     $  60,980         --        $ 255,921
    Investment securities           8,018        18,108        19,064        47,110        38,788         --          131,088
    Loans held for sale               338          --            --            --            --           --              338
                                ---------     ---------     ---------     ---------     ---------    ---------      ---------
      Total interest
       earning assets              90,272        24,550        32,186       140,578        99,768         --          387,354

Non-interest earning assets                                                                          $  32,498         32,498
                                                                                                     ---------      ---------
     Total assets               $  90,272     $  24,550     $  32,186     $ 140,578     $  99,768    $  32,498      $ 419,852
                                =========     =========     =========     =========     =========    =========      =========


Rate sensitive liabilities:
    Interest bearing demand     $  31,193          --            --       $   5,199     $   5,199         --        $  41,591
    Statement Savings              32,408          --            --           5,401     $   5,401         --           43,211
    Money Market                   16,825          --            --           2,804     $   2,804         --           22,433
    Certificate of Deposit         53,657        33,772        33,397        28,183          --           --          149,009
    FHLB advances
     and securities sold
     under agreements to
     repurchase                    71,063         2,000         1,000         5,000          --           --           79,063
                                ---------     ---------     ---------     ---------     ---------    ---------      ---------
   Total interest
     bearing liabilities        $ 205,146     $  35,772     $  34,397        46,587     $  13,404         --        $ 335,307

Non-interest
  bearing liabilities                --            --            --            --            --      $  52,409      $  52,409

Stockholders' equity                 --            --            --            --            --         32,136         32,136
                                ---------     ---------     ---------     ---------     ---------    ---------      ---------
   Total liabilities and
     stockholders' equity       $ 205,146     $  35,768     $  34,397     $  46,587     $  13,404    $  84,545      $ 419,852
                                =========     =========     =========     =========     =========    =========      =========
Interest rate
  sensitivity GAP               ($114,874)    ($ 11,222)      ($2,211)    $  93,991     $  86,364     ($52,047)
                                =========     =========     =========     =========     =========    =========

Cumulative GAP                  ($114,874)    ($126,096)    ($128,307)    ($ 34,317)    $  52,047
                                =========     =========     =========    =========      =========
Cumulative GAP as a
  percentage of total              44.00%        47.66%        53.40%       89.34%        115.52%



The Gap Analysis table is intended to illustrate the maturity/repricing characteristics of Company's interest-earning assets and interest-bearing liabilities as of September 30, 1997. The analysis is based upon contractual maturities and, where applicable, management's estimates of the repricing characteristics of various assets and liabilities and on assumptions as to customer behavior.

The Gap Analysis indicates a liability-sensitive position through the one-year time period beginning September 30, 1997. The Company's investment in U. S. Treasury Notes with maturities beyond one year funded by a growth in deposits and short-term (three months or less) securities sold under agreements to repurchase and is primarily responsible for the liability-sensitive position through the one-year time period as of September 30, 1997.

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

Cash and cash equivalents equaled $15.7 million at September 30, 1997, compared to $15.6 million at December 31, 1996, resulting in a net increase of $107,000, as shown on the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997. The net increase of $17.5 million in loans and the $7.0 million in purchases of investments available for sale, offset by the $20.0 million in proceeds from maturities of investments available for sale primarily contributed to a net cash used in investing activities equaling $4.2 million. The Company funded the net cash used in investing activities principally through $3.3 million in net cash provided by operating activities and a $26.6 million increase in deposits offset by a $20.0 million decrease in securities sold under agreements to repurchase and a $5.8 million decrease in advances from the Federal Home Loan Bank.

The Company places strong emphasis on the composition of the investments available for sale portfolio. Additional sources of liquidity are available to the Company through the purchase of federal funds and borrowings on approved lines of credit. One measure of the Company's liquidity is the FDIC liquidity ratio. This ratio measures net cash, short-term investments and marketable assets divided by net deposits and short-term liabilities. The Company's liquidity ratio at September 30, 1997 was 23%. Overall, based on the its core deposit base, and its available sources of borrowed funds, management believes that the Company's liquidity position is satisfactory.

CAPITAL

The maintenance of appropriate levels of capital is a management priority and an important objective of the Company's asset and liability management process. The Company's principal capital planning goals are to provide an adequate return to stockholders, to support its growth and expansion activities, to provide stability to current operations, and to promote public confidence.

Bank regulatory authorities have issued risk-based capital standards and leverage ratio requirements by which all bank holding companies and banks will be evaluated in terms of capital adequacy. The "Prompt Corrective Action" regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 established five categories of depository institutions:
(1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. Each category relates to the level of capital for the depository institution. The highest capital ratios equate to a "well-capitalized" depository institution which is one that significantly exceeds the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). At September 30, 1997, the Company and the Bank met the definition of a "well-capitalized" institution.

The following table sets forth the Company's and the Bank's regulatory capital requirements and compliance therewith as of September 30, 1997:

COVENANT BANCORP, INC. AND SUBSIDIARIES


                                                         Well-      Capital Excess
                                          Actual     Capitalized    (in thousands)
                                          ------     -----------    --------------
Tier 1 Risk-Based Capital Ratio (1)        12.46%         6.00%        $16,710

Total Risk-Based Capital Ratio (2)         13.51%        10.00%        $ 9,075

Tier 1 Leverage Ratio (3)                   7.50%         5.00%        $10,752


COVENANT BANK


                                                         Well-      Capital Excess
                                          Actual     Capitalized    (in thousands)
                                          ------     -----------    --------------

Tier 1 Risk-Based Capital Ratio(1)        12.32%         6.00%         $16,339

Total Risk-Based Capital Ratio   (2)      13.37%        10.00%         $ 8,710

Tier 1 Leverage Ratio (3)                  7.42%         5.00%         $10,380


----------

(1) Tier 1 Risk-Based Capital Ratio is defined as the ratio of Tier 1 Capital to Total Risk-Weighted Assets.

(2) Total Risk-Based Capital Ratio is defined as the ratio of Tier 1 and Tier 2 Capital to Total Risk-Weighted Assets.

(3) Tier 1 Leverage Ratio is defined as the ratio of Tier 1 Capital to Total Average Quarterly Assets.



INCOME TAXES

The Company's effective tax rate for the nine months ended September 30, 1997 was 31.8%, compared to an effective rate of 36.4% for the same period in 1996. The decreased percentage from 1996 to 1997 is attributable to a reduction in state income taxes due to business strategies employed.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

           2. Agreement and Plan of Mergers dated August 4, 1997 by and among Covenant Bancorp, Inc., Covenant Bank, First Union Corporation and First Union National Bank, attached as
                 Exhibit 1 to the registrant's Current Report on Form 8-K dated August 12, 1997 and incorporated herein by reference.

          11     Statement re: Computation of Per Share Earnings

          27     Financial Data Schedule


         (b) REPORTS ON FORM 8-K. On August 12, 1997, the Company filed an 8-K report with the Commission regarding the Agreement and Plan of Mergers dated August 4, 1997, between and among the Company, its subsidiary Covenant Bank, First Union Corporation and its subsidiary First Union National Bank.

                     COVENANT BANCORP, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COVENANT BANCORP, INC.






     NOVEMBER 13, 1997                 /s/ Charles E. Sessa, Jr.
-----------------------------         -----------------------------
         (DATE)                        CHARLES E. SESSA, JR.
                                       PRESIDENT





     NOVEMBER 13, 1997                 /s/ J. William Parker, Jr.
-----------------------------         -----------------------------
       (DATE)                         J. WILLIAM PARKER, JR.
                                      SENIOR VICE PRESIDENT,
                                      CHIEF FINANCIAL OFFICER & TREASURER